Form 10-K
Morgan Stanley Auto Loan Trust 2004-HB1
filed 2005-03-28
CIK 1290089

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                --------------------


                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                Commission File Number:  333-82716-02

                Morgan Stanley Auto Loan Trust 2004-HB1
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


   New York                                           51-6555101
  ---------------------------------------       ---------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank, N.A.
   6th and Marquette
   Minneapolis, MN                                      55479
  ---------------------------------------       ---------------------
  (Address of principal executive offices)            (Zip Code)


  Registrant's telephone number, including area code: (612) 667-8058


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   /X/     No /  /


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


      Yes  /  /       No  /X/


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently complete second fiscal quarter.

         Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.


  Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.

                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Sales and Servicing Agreement (the Trust), the Indenture Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTCC and the Trustee indicate that as of December 31, 2004, the number of holders of record for each class of Certificate were as follows:


             Class A1                          10
             Class A2                          11
             Class A3                           9
             Class A4                          15
             Class B                            2
             Class C                            9
             Class D                            4


             Total:                            60


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9.a Controls and Procedures.

            Not applicable.

  Item 9.b Other Information

            None

                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (31.1) Rule 15d-14(a) Certification

    (99.1) Annual Statement of Compliance under Sales and Servicing
           Agreement concerning servicing activities for the year ended December 31, 2004.


       a) Huntington National Bank, as Servicer <F1>


    (99.2) Annual Report of Independent Registered Public Accounting
           Firm under the Sales and Servicing Agreement for the year ended December 31, 2004.


       a) Huntington National Bank, as Servicer <F1>


    (99.3) Schedule of Year-To-Date Principal and Interest Distributions to
           Certificateholders <F1>


   (b)  Not applicable


   (c) Omitted


  <F1>  Filed Herewith.


                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        Morgan Stanley Auto Loan Trust 2004-HB1 (Registrant)


                        Signed:  Morgan Stanley ABS Capital II Inc.
                                 as Depositor


                                 By:  /s/ Craig Phillips
                                 -----------------------------
                                 Name:  Craig Phillips
                                 Title: President

  Dated: March 24, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  (a)(i) No annual report is provided to the Certificate holders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificate holder with respect to any annual or other meeting of Certificate holders.


Exhibit Index


Ex-31.1  Rule 15d-14(a) certification

Depositor's Annual Sarbanes-Oxley Certification

Re: Morgan Stanley Auto Loan Trust 2004-HB1 (the "Trust"), issued pursuant to the Sales and Servicing Agreement, dated as of March 31, 2004 (the "Sales and Servicing Agreement"), among
Morgan Stanley Auto Loan Trust 2004-HB1 as Issuer,
(the "Issuer"), Morgan Stanley ABS Capital II Inc., as Depositor (the "Depositor"), Morgan Stanley Asset Funding, Inc., as Seller, (the "Seller") The Huntington National Bank, as
Servicer, (the "Servicer") and Wells Fargo Bank,
National Association, as Indenture trustee (the "Trustee").

I,   Craig Phillips, certify that:


1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution abd servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Sales and Servicing Agreement, for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Indenture Trustee in accordance with the terms of the Sales and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Sales and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Indenture Trustee and the Servicer.


      Date: March 24, 2005


      /s/ Craig Phillips
      Name:  Craig Phillips
      Title: President


Ex-99.1    Annual Statement as to Compliance

           Servicer Annual Certification

I, Timothy R. Barber, certify that I am the duly authorized representative of The Huntington National Bank ("Huntington"), as servicer (the "Servicer") pursuant to the Sale and Servicing Agreement dated as of March 31, 2004, as amended from time to time (the Sale and Servicing Agreement"), among Morgan Stanley Auto Loan Trust 2004-HB1, as issuer (the "Issuer"), Morgan Stanley Asset Funding, Inc. (the "Seller"), as seller,
Morgan Stanley ABS Capital II Inc., as depositor (the "Depositor"), Huntington and Wells Fargo Bank, National Association, as indenture trustee (the "Indenture Trustee"), and I do hereby certify in the name of and on behalf of the Servicer that:

1. A review of the activities of the Servicer and of the performance of its obligations under the Sale and Servicing Agreement during the period from May 14, 2004 to and including December 31, 2004, (the "Review Period") was conducted under the supervision of the undersigned.

2. Based on such review, except as otherwise disclosed pursuant to paragraph 3 below, to undersigned's knowledge, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement during the applicable Review Period and there is no default known the undersigned with respect to the applicable Review Period which has not been disclosed herein.

3. Based on such review, to the undersigned's knowledge, the following is a description of each default in the performance of the Servicer's obligations under the provisions of the Sale and Servicing Agreement made during the Review Period, which sets forth in detail (i) the nature and status of each such default and (ii) the action taken by the Servicer, if any, to remedy each such default: None.

4. To the undersigned's knowledge, the servicing information provided by the Servicer herein in respect of the Receivables, including information relating to actions of the Servicer and/or payments and other collections on and characteristics of the Receivables, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the applicable Review Period.

5. To the knowledge of the undersigned, the Servicer has provided all of the reports and certificates required under Sections 4.10, 4.11 and 4.12 to the parties to which such reports and certificates are required to be provided with respect to the applicable Review Period.


IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 1st day of March, 2005.

                                Responsible Officer of the Servicer

                                By: /s/ Timothy R. Barber
                                Name: Timothy R. Barber
                                Title: Senior Vice President


Ex-99. Annual Report of Independent Registered Public Accounting Firm for the year ended December 31, 2004.


        Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Huntington National Bank

We have examined management's assertion that The Huntington
National Bank (the "Company") has complied, as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management's
Assertion dated March 10, 2005. Management is responsible for the Company's compliance with those minimum servicing standards.
Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company
Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in the Appendix I.


/s/ Deloitte & Touche LLP

Columbus, Ohio
March 10, 2005


Management's Assertion


March 10, 2005

As of and for the year ended December 31, 2004, The Huntington
National Bank (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for automobile loans as set forth in Appendix I (the "Standards").
The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing automobile loans.


/s/ Timothy Barber

Timothy Barber
Senior Vice President
Credit Risk Management
The Huntington National Bank


/s/ Irving Adler

Irving Adler
Senior Vice President
Loan Operations Director
The Huntington National Bank


Appendix I


    The Huntington National Bank's Minimum Servicing Standards

I.  Payments

    1. Payments shall be deposited into the bank accounts and related bank clearing accounts within two business days of receipt.

    2. Payments made in accordance with the borrower's loan documents shall be posted to the applicable account records within two business days of receipt.

    3. Payments shall be allocated to principal and interest in accordance with the loan documents.

    4. Payments identified as loan payoffs shall be allocated in accordance with the loan documents.

II. Disbursements

    1. Disbursements made via wire transfer on behalf of a borrower or investor shall be made only by authorized personnel.

    2. Disbursements made on behalf of the borrower or investor shall be posted within two business days to the account or investor's records maintained by the servicing entity.

    3. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or bank statements.

III.Investor Accounting and Reporting

    1. Investor reports are sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

IV. Delinquencies

    1. Records documenting collection efforts shall be maintained during the period a loan is in defualt and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans inclusing, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).




Ex-99.3  Schedule of Year-To-Date Principal and Interest Distributions to
             Certificateholders

   Class     Interest          Principal          Losses        Ending Balance
   A1       965,896.65      223,725,749.26          0.00          1,574,250.74
   A2     2,126,584.00                0.00          0.00        165,450,000.00
   A3     3,082,229.33                0.00          0.00        174,400,000.00
   A4     4,175,050.86                0.00          0.00        187,285,000.00
   B        510,451.39                0.00          0.00         25,000,000.00
   C        535,055.79        7,569,403.33          0.00         21,140,596.68
   D        513,263.06                0.00          0.00         13,940,000.00
   Certifiate      n/a        1,939,621.26           n/a                   n/a
